Form 10-K/A
period 1998-12-31
TRICO MARINE ASSETS INC
filed 1999-04-30
CIK 1044757

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K/A

                              AMENDMENT NO. 1


_X__ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission File Number 0-28316

                        TRICO MARINE SERVICES, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                            72-1252405
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

  250 North American Court
      Houma, Louisiana                                         70363
(Address of principal executive offices)                     (zip code)

                 Issuer's Telephone Number:     (504) 851-3833

         Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

         Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share
                        Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes _ X_    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [    ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 19, 1999 was approximately $103,407,000.

The number of shares of the Registrant's common stock, $0.01 par value per share, outstanding at March 19, 1999 was 20,378,416.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

      Trico Marine Services, Inc. ("Trico" or the "Company") hereby amends and supplements the following items of Part III of its Annual Report on Form 10-K for the year ended December 31, 1998 to read in their entirety as follows:

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information  concerning  Executive  Officers   is  included  as  Item  4A
"Executive Officers of the Registrant."

      The following table sets forth certain information, as of April 15, 1999, with respect to each director of the Company.

                                                      Principal Occupation
                                                      and Directorships in                         Director       Term
Name                           Age                 Other Public Corporations                         Since     Expiring
---------------------         -------        ---------------------------------------------         --------    --------
Thomas E. Fairley             51             President  and  Chief  Executive  Officer  of the     1993        1999
                                             Company; Director: Gulf Island Fabrication, Inc.
                                             fabricator of offshore production platforms)
Benjamin F. Bailar            64             Dean  Emeritus  of  the  Jones Graduate School of     1994        1999
                                             Administration at Rice University; Director: U.S.
                                             Can  Corporation, Dana Corporation  (manufacturer
                                             of auto  parts)  and  Smith  International,  Inc.
                                             (energy services product and service provider)
Ronald O. Palmer              52             Chairman of the Board                                 1993        2000
Garth H. Greimann             44             Managing   Director  of  Berkshire  Partners  LLC     1993        2000
                                             (private equity  investment  firm); Director: The
                                             Profit Recovery Group International  (provider of
                                             accounts  payable  and  other  recovery  auditing
                                             services)
H. K. Acord                   65             Oil  and  gas consultant.  From 1993 to 1996, Mr.     1997        2001
                                             Acord  served   as   Executive   Vice  President,
                                             Exploration and Production Division  of Mobil Oil
                                             Corporation  ("Mobil").   From  1989 to 1993,  he
                                             served   as   a   Vice  President,  International
                                             Producing Operations for Mobil.
Edward C. Hutcheson, Jr.      53             Principal  with  HWG  Capital,  a  subsidiary  of     1994        2001
                                             Harris,  Webb  &  Garrison   (investment  banking
                                             firm).  From November 1994 to  October  1996, Mr.
                                             Hutcheson served as CEO or Chairman of the  Board
                                             of   Crown  Castle  International  Corp.  ("Crown
                                             Castle")    (owner   and   manager   of  wireless
                                             communications  towers).   From January  1994  to
                                             October  1994,  Mr.  Hutcheson  was  involved  in
                                             private  investment  activities  leading  to  the
                                             creation of Crown Castle.   From  March  1992  to
                                             December 1993, Mr.  Hutcheson served as President
                                             and Chief Operating Officer of Baroid Corporation
                                             (an  energy  services  and  equipment  provider);
                                             Director:  Titanium  Metals Corporation (titanium
                                             sponge  and  mill  product   producer);  Pinnacle
                                             Management & Trust Co. and Crown Castle


BOARD AND COMMITTEE MEETINGS

      During 1998, the Board held seven meetings. Each director of the Company attended at least 75% of the aggregate number of meetings held during 1998 of the Board and committees of which he was a member.

      The Board has an Audit Committee and a Compensation Committee. The Compensation Committee met two times in 1998. The Audit Committee met one time in 1998. The Audit Committee, whose current members are Mr. Greimann and Dean Bailar, reviews the Company's annual audit and meets with the Company's independent public accountants to review the Company's internal controls and financial management practices. The Compensation Committee, whose current members are Messrs. Greimann and Hutcheson, is responsible for determining the compensation of the Company's key employees and administering the Company's stock incentive plans.

COMPENSATION OF DIRECTORS

      Each non-employee director receives an annual fee of $12,500, plus $500 for each Board or committee meeting attended. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

      Under the Company's amended 1996 Incentive Compensation Plan, each non-employee director receives an option to purchase 2,000 shares of Common Stock on the day following each annual meeting of stockholders while such plan remains in effect. Each non-employee director who joins the Board also receives options to buy 10,000 shares of Common Stock. The options become exercisable immediately and expire ten years from the date of grant. The exercise price of the options is the closing sales price of the Company's Common Stock on the date of grant on the Nasdaq National Market.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% stockholders to file with the SEC reports of ownership and changes in ownership of equity securities of the Company. During 1998, statements on Form 4 with respect to H. K. Acord, a director of the Company, and Ronald O. Palmer, Chairman of the Board, were not timely filed due to clerical errors.

ITEM 11.    EXECUTIVE COMPENSATION

ANNUAL COMPENSATION

      The following table sets forth all cash compensation and options granted for the three years ended December 31, 1998, to the Company's Chief Executive Officer and each of its four most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                                                          Long-Term
                                                                                         Compensation
                                              Annual Compensation                           Awards
                                        -----------------------------------------  --------------------------
                                                                         Other     No. of Shares
                                                                        Annual      Underlying
                                                                       Compensa-     Options       All Other
Name and Principal Position  Year        Salary          Bonus         sation(1)     Granted     Compensation
--------------------------- ------      ----------     ---------      -----------    -------     ------------
Thomas E. Fairley            1998       $  210,000     $  35,000       $     ---     16,000      $  1,890
President and Chief          1997       $  210,000     $  95,970       $     ---     12,000      $  1,260
  Executive Officer          1996       $  150,000     $  90,000       $     ---     20,000      $  1,134

Ronald O. Palmer             1998       $  210,000     $  35,000       $     ---     16,000      $  1,890
  Chairman of the Board      1997       $  210,000     $  95,970       $     ---     12,000      $  1,260
                             1996       $  150,000     $  90,000       $     ---     20,000      $  1,134

Victor M. Perez              1998       $  150,000     $  25,000       $     ---     15,000      $  1,350
  Vice President, Chief      1997       $  150,000     $  68,550       $     ---     12,000      $  1,104
  Financial Officer and      1996       $  135,000     $  81,000       $     ---     20,000      $  1,068
  Treasurer

Kenneth W. Bourgeois         1998       $  105,000     $  20,000       $     ---     12,000      $    945
  Vice President and         1997       $  105,000     $  30,000       $     ---     12,000      $    753
  Controller                 1996       $   90,000     $  34,000       $     ---     20,000      $    728

Michael D. Cain              1998       $   86,667     $  15,000       $     ---     12,000      $    780
  Vice President-Marketing   1997       $   80,000     $  30,500       $     ---     12,000      $    624
                             1996       $   80,000     $  24,500       $     ---     20,000      $    485


(1) Perquisites and other personal benefits paid to each Named Executive Officer in any of the years presented did not exceed the lesser of $50,000 or 10% of such Named Executive Officer's salary and bonus for that year.


1998 STOCK OPTION GRANTS

      The following table contains information concerning the grant of stock options and stock appreciation rights ("SARs") to the Named Executive Officers during 1998.


                                             1998 STOCK OPTION GRANTS

                                                                                      Potential Realizable Value at
                                          % of Total                                     Assumed Annual Rates of
                        No. of Shares       Options                                    Stock Price Appreciate for
                          Underlying       Granted to                                       Option Term (2)
                            Options        Employees    Exercise         Expiration    ---------------------------
     Name               Granted (1)        in 1998      Price             Date              5%              10%
------------------     ---------------  -------------- -----------     -------------   ------------    -----------
Thomas E. Fairley      16,000               7.6%       $  17.75          2/9/08         $178,606        $452,623
Ronald O. Palmer       16,000               7.6%       $  17.75          2/9/08         $178,606        $452,623
Victor M. Perez        15,000               7.1%       $  17.75          2/9/08         $167,443        $424,334
Kenneth W. Bourgeois   12,000               5.7%       $  17.75          2/9/08         $133,954        $339,467
Michael D. Cain        12,000               5.7%       $  17.75          2/9/08         $133,954        $339,467

(1) These options became exercisable in annual 25% increments beginning on February 9, 1999 and on each anniversary thereafter.

(2) Appreciation is calculated over the term of the options, beginning with the fair market value on the date of grant of the options, which was $17.75.


      AGGREGATE OPTION EXERCISES DURING 1998 AND OPTION VALUES AT YEAR END


                                                                           Number of Securities            Value of Unexercised
                                                                          Underlying Unexercised         In-the-Money Options
                                                                           Options at Year End                Year End (1)
                                     Acquired on           Value        ----------------------------   --------------------------
          Name                        Exercise           Realized         Exercisable/Unexercisable     Exercisable/Unexercisable
----------------------------     -----------------   ---------------    ----------------------------   --------------------------
Thomas E. Fairley                     7,850          $  83,788             451,540/25,000              $  1,699,161/---
Ronald O. Palmer                     55,500          $ 866,772             391,926/25,000              $  1,462,792/---
Victor M. Perez                      10,000          $ 221,890             207,890/24,000              $    733,089/---
Kenneth W. Bourgeois                   ---               ---                37,000/21,000              $     55,510/---
Michael D. Cain                        ---               ---                33,000/21,000              $     39,650/---


(1) Based on the difference between the closing sale price of Common Stock of $4.875 on December 31, 1998, as reported by the Nasdaq National Market and the exercise price of such options.


Change of Control Agreements

   The Company has entered into agreements with certain of its executive officers, including the Named Executive Officers, which, among other things, provide for certain payments and benefits to the executive if his or her employment is terminated. If the officer's employment is terminated for any reason other than cause, defined as (i) a conviction or a plea of nolo contendere to a felony, (ii) gross negligence in the performance of the officer's duties, continuing after the officer's receipt of notice of such gross negligence from the Company, (iii) a material violation of the terms of the employment agreement or (iv) gross misconduct on the officer's part that is injurious to the Company, he will receive one year's salary, any cash bonus still payable from the year preceding the officer's termination and any non-cash benefits that he received prior to termination. The officer will receive the same severance package in the event of a change of control of the Company that is not initiated by someone who is or has been an employee of the Company. In the case of a change in control initiated by a present or past employee of the Company, the officer has the option either to receive the severance package or continue in his position with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   No executive officer of the Company served in 1998 as a director, or member of the compensation committee, of another entity one of whose executive officers served as a director, or on the Compensation Committee, of the Company.

COMPENSATION COMMITTEE'S REPORT ON EXECUTIVE COMPENSATION

   General

   The Compensation Committee, which is currently comprised of two non-employee directors, oversees the compensation of the Company's key employees and administers the Company's incentive compensation plans. No member of the Compensation Committee is a former or current officer or employee of the Company.

   The compensation of the Company's executive officers is designed to attract and retain executive talent and to align the compensation of the Company's executives with the success of the Company. Toward that end, the Company's executive compensation program has been structured to (i) provide a total compensation package that is competitive with the compensation of executives holding similar positions at comparable firms; (ii) reward individual and overall Company performance; and (iii) link executive compensation to achievement of the Company's long-term and short-term strategic goals.

   Base Salary and Annual Incentive Compensation

   Base Salary. The Compensation Committee establishes the base salaries of the Company's key employees at levels it deems necessary to attract and retain executive talent. Generally, base salaries for executives are reviewed annually and, if appropriate, adjusted based on individual performance, increases in general levels of compensation for executives at comparable firms and the Company's overall financial results.

   Annual Cash Incentive Compensation. Annual cash incentive bonuses are paid to the Company's key employees in an effort to provide a fully competitive compensation package, which is linked to the Company's attainment of its short-term goals. The Board views EBITDA (earnings before interest, taxes, depreciation and amortization) growth as the Company's primary short-term strategic goal. In 1998, primarily as a result of the significant decrease in day rates in the Gulf of Mexico during the second half of 1998, annual bonuses paid to the Company's executive officers substantially decreased and were based, in part, on the EBITDA levels generated by the Company.

   Stock-Based Incentive Compensation. The purpose of the Company's stock incentive program is to link management to stockholders by focusing on intermediate and long-term results. In 1998, the Committee sought to accomplish these objectives by granting stock options to certain of the Company's key employees.

   Position Regarding Compliance with Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deduction allowable to the Company for compensation paid to each of the Named Executive Officers in any year to $1 million. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. Stock options granted by the Company have been structured to qualify as performance-based. Although no executive officer of the Company reached the deductibility cap in 1998, the Committee plans to continue to evaluate the Company's cash and stock incentive programs as to the advisability of future compliance with Section 162(m).

   Compensation for the Chief Executive Officer

   Mr. Fairley's salary remained at $210,000 in 1998. His base salary has been established by considering various factors, including his experience and performance and the extent to which his total compensation package is at risk under incentive compensation programs.

   An annual incentive bonus of $35,000 was paid to Mr. Fairley in 1998. While the Company did not achieve the EBITDA target in its annual bonus plan for Mr. Fairley due primarily to the substantial decrease in day rates experienced in the Gulf of Mexico in the second half of 1998, Mr. Fairley was awarded a $35,000 bonus in recognition of his leadership during 1998.

   During 1998, Mr. Fairley received grants of stock options for 16,000 shares of Common Stock as discussed above. Mr. Fairley's stock options were granted on the same terms as those granted to other officers and described in this report.

                        The Compensation Committee

Garth H. Greimann                                      Edward C. Hutcheson, Jr.


PERFORMANCE GRAPH

   The graph below compares the total stockholder return on the Company's Common Stock since its initial public offering on May 16, 1996 until December 31, 1998 with the total return on the S&P 500 Index and the Company's Peer Group Index for the same period, in each case assuming the investment of $100 on May 16, 1996 at the initial public offering price of $8.00 per share (as adjusted to give effect to a 2 for 1 stock split effected in June, 1997) . The Company's Peer Group Index consists of Petroleum Helicopters, Inc., Offshore Logistics, Inc. (OLOG), Tidewater Inc. (TDW), SEACOR SMIT, Inc. (CKH) and Hvide Marine Incorporated Class A Common Stock (HMAR). The initial public offering of the Class A Common Stock of HMAR was on August 13, 1996.


                           COMPARE CUMULATIVE TOTAL RETURN
                         AMONG TRICO MARINE SERVICES, INC.,
                         S&P 500 INDEX AND PEER GROUP INDEX


                                 [PERFORMANCE GRAPH]


                            ASSUMES $100 INVESTED ON MAY 16, 1996
                                 ASSUMES DIVIDENDS REINVESTED
                               FISCAL YEAR ENDING DEC. 31, 1998

                                                                TOTAL RETURN
                         ---------------------------------------------------------------------------------------------
                           May 16, 1996             December 31, 1996        December 31, 1997        December 31,1998
                         --------------------      ------------------       -------------------      -----------------
Trico                          100                       300                      367                       61
S&P 500                        100                       112                      149                      192
Peer Group Index               100                       114                      135                       65



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 15, 1999, certain information regarding beneficial ownership of Common Stock of (i) each director and nominee of the Company, (ii) each of the Named Executive Officers (as defined below), and (iii) all directors and executive officers of the Company as a group, and
(iv) the other stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, the securities are held with sole voting and investment power.


                                      No. of                Percent
NAME OF BENEFICIAL OWNER              SHARES               OF CLASS
------------------------------    ---------------      ---------------
Thomas E. Fairle y                     496,826 (1)             2.2%
Ronald O. Palmer                       476,826 (1)             2.3%
H. K. Acord                             29,000 (1)              *
Benjamin F. Bailar                      38,000 (1)(2)           *
Garth H. Greimann                       25,256 (1)              *
Edward C. Hutcheson, Jr.                25,000 (1)              *
Victor M. Perez                        218,640 (1)              *
Michael D. Cain                         36,000 (1)              *
Kenneth W. Bourgeois                    40,000 (1)              *
All directors and executive
  Officers as a group (12 persons)   1,385,548 (3)             6.4%


* Less than one percent

(1) Includes the following number of shares subject to options that are exercisable by June 15, 1999: Mr. Fairley, 458,540; Mr. Palmer, 408,926; Mr. Acord, 14,000; Mr. Bailar 4,000; Mr. Greimann 4,000; Mr.
         Hutcheson 4,000; Mr. Perez, 218,640; Mr. Cain, 36,000; and Mr. Bourgeois, 40,000.
(2) Shares beneficially owned by Mr. Bailar (excluding shares subject to options that are currently exercisable) are owned by a trust of which Mr. Bailar is the sole trustee and beneficiary.
(3) Includes 1,208,106 shares subject to options that are exercisable by June 15, 1999 held by executive officers and directors.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.



                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1999.

                                    TRICO MARINE SERVICES, INC.



                                    By:
                                          -------------------------------
                                          Victor M. Perez
                                          Chief Financial Officer